Form 10-K
period 2004-12-31
CSFB MORTGAGE-BACKED PASS-THROUGH CERTIFICATES, SERIES 2004-AR7
filed 2005-03-31
CIK 1299272

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-107055-32


        Credit Suisse First Boston Mortgage Securities Corporation Mortgage-Backed P/T Certificates
        Series 2004-AR7

     (Exact name of registrant as specified in its charter)


   New York                                         54-2157819
  (State or other jurisdiction of                   54-2157822
  incorporation or organization)                    54-2157820
                                                    54-2157821
                                                    54-2157818
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 43.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corporation
    Mortgage-Backed P/T Certificates
    Series 2004-AR7
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp. as Depositor

  By:     Andrew Kimura, President

  By: /s/ Andrew Kimura, President

  Dated:  March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Credit Suisse First Boston Mortgage Securities Corp.,

  CSFB Mortgage-Backed Pass-Through Certificates, Series 2004-AR7

  I, Andrew Kimura, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corporation Mortgage-Backed P/T Certificates, Series 2004-AR7 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge amd upon the annual compliance statements included in the report and required to be delivered to the Trust Administrator in accordance with the terms of the Pooling and Servicing Agreement, and based upon the review required under the Pooling and Servicing Agreement and except as disclosed in the report, each Servicer and the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Greenpoint Mortgage Funding, Inc. as Servicer, Select Portfolio Servicing, as Servicer, Washington Mutual Mtg Sec Corp as Servicer, Wells Fargo Bank, N.A. as Servicer and Wells Fargo Bank, N.A. as Trust Administrator.


     Date:  March 30, 2005

     /s/ Andrew Kimura
     Signature

     President
     Title



  EX-99.1 (a)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com



Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Auditors


Board of Directors and Shareholder
Select Portfolio Servicing, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Select Portfolio Servicing,
Inc. ("SPS") complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2004. Management is responsible for SPS' compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence concerning SPS' compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on SPS' compliance with the specified minimum servicing standards.


In our opinion, management's assertion that SPS complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


January 28, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA
Tel: +1 206 716 7000
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholder
Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the "Company") has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards in its role as master servicer, described in the accompanying Management's Assertion, dated March 7, 2005, for the series of certificates included in the accompanying Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects, based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP

March 7, 2005



Member of
Deloitte Touche Tohmatsu


Washington Mutual


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2004, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of 20 million.



/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.



/s/ Thomas Lehman
Thomas Lehmann
First Vice President
Washington Mutual Mortgage Securities Corp.


March 7, 2005



1201 3rd Avenue
Seattle, WA 98101




WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between Washington Mutual Mortgage Securities Corp. ("WMMSC") f/k/a PNCMSC and Bank Atlantic.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Bank Atlantic 2004-WH25 between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bank of America Flow Agreement between WMMSC and Bank of America.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH12 between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH3 between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.


POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-15 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-20 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-22 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-23 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-5 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series SMSC 1985- PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-3 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series SMSC 1993-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.


SERVICING AGREEMENT, dated September 1, 2000, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated January 1, 2002, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage and JP Morgan Chase.

SERVICING AGREEMENT, dated December 1, 1999, Residential Mortgage Loans, Series 1999-WH15 between WMMSC f/k/a PNCMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2000, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 2002, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH2O, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.


SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/lc/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated November 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-14, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-7, between WMMSC JP f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC i%k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-6, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2000, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series WMMSC 2001-MS11, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2001, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-W}119, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH2O, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated May 1, 2002, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.


SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series WMMSC 2002-WH13, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-Al Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH1, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated June 1, 2004, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and U.S. Bank Corporate Trust Services.


SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2004, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage
Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

FLOW SERVICING AGREEMENT, dated May 1, 2000, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated June 1, 1998, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series PNCMSC 1995-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PAl0, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated December 1, 1997, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998- BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH16, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH18, between WMMSC f/k/a PNCMSC and Bay View Financial Training Group.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH31, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH40, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series Bay View Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH5, between WMMSC f/k/a PNCMSC and Wachovia Bank, N.A

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

MASTER SERVICING AGREEMENT, dated July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, N.A.


SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

FLOW SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

TRUST AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS 1, between WMMSC and Citibank, NA.

TRUST AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS2, between WMMSC and Citibank, NA.




WASHINGTON MUTUAL

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS


I.   RECONCILIATIONS

     A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date.

        3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items.

     B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II.  SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

     C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

     A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

     C. Only permitted withdrawals shall be made from the clearing accounts.

     D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

IV.  INVESTOR ACCOUNTING AND REPORTING

     Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V.   MORTGAGOR LOAN ACCOUNTING

     Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI.  DELINQUENCIES

     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors

VII. INSURANCE POLICIES

     A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.1 (d)
(logo) KPMG


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005





  EX-99.2 (a)
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.2 (b)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.


Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Select Portfolio Servicing, Inc. ("SPS"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of SPS' compliance with the specified minimum servicing standards as of December 31, 2004, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, SPS complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004, and for the year then ended, SPS had in effect a fidelity bond in the amount of $55,000,000 and an errors and omissions policy in the amount of $20,000,000.

Very truly yours,


/s/ Matt Hollingsworth
Matt Hollingsworth
Chief Executive Officer


/s/ Bryan Marshall
Bryan Marshall
Executive Vice President and
Chief Financial Officer


/s/ Barbara K. Wing
Barbara K. Wing
Senior Vice President and
Controller


January 28, 2005



Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       a. be mathematically accurate;

       b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

       c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

       d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

    2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

    3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

    4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. Mortgagor Loan Accounting (continued)

     2. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     4. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (c)
Washington Mutual


MANAGEMENT'S ASSERTION


As of and for the year ended December 31, 2004, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of 20 million.



/s/ Michael Parker
Michael Parker
President
Washington Mutual Mortgage Securities Corp.



/s/ Thomas Lehman
Thomas Lehmann
First Vice President
Washington Mutual Mortgage Securities Corp.


March 7, 2005



1201 3rd Avenue
Seattle, WA 98101




WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


SERVICING AGREEMENT, dated February 1, 1997, Residential Mortgage Loans, Bank Atlantic 1998-WH1 between Washington Mutual Mortgage Securities Corp. ("WMMSC") f/k/a PNCMSC and Bank Atlantic.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Bank Atlantic 2004-WH25 between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Bank of America Flow Agreement between WMMSC and Bank of America.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH12 between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Bank of New York 2004-WH3 between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated February 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated July 1, 1995, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated September 1, 2000, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 1997, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.


POOLING AND SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, NA.

POOLING AND SERVICING AGREEMENT, dated September 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated July 1, 1982, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-2-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-1-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM S-2-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1984, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated June 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-15 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-20 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-22 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-23 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-5 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1985, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated April 1, 1985, Residential Mortgage Loans, Series SMSC 1985- PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated January 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1986, Mortgage Pass-Through Certificate, Series SMSC 1986-3 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1986, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1986, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated November 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated December 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1987, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1987, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 1987, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 1988, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated January 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated July 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated June 1, 1988, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated August 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated February 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated March 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated October 1, 1989, Residential Mortgage Loans, Series SMSC 1989-PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 1992, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated September 1, 1993, Residential Mortgage Loans, Series SMSC 1993-PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.


POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated December 1, 1998, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.


SERVICING AGREEMENT, dated September 1, 2000, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated January 1, 2002, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

PARTICIPATION AGREEMENT, dated March 1, 1988, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage and JP Morgan Chase.

SERVICING AGREEMENT, dated December 1, 1999, Residential Mortgage Loans, Series 1999-WH15 between WMMSC f/k/a PNCMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2000, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2000, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated February 1, 2000, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2000, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, N.A.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated March 1, 1999, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated September 1, 1997, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated April 1, 1998, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 1998, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated August 1, 2002, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH2O, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

SERVICING AGREEMENT, dated September 1, 1998, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.


SERVICING AGREEMENT, dated July 1, 1998, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated November 1, 1998, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated April 1, 1999, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated May 1, 1999, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated June 1, 1999, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/lc/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated August 1, 1999, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated September 1, 1999, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Sovereign Bank.

SERVICING AGREEMENT, dated January 1, 2000, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Sovereign Bank.

PARTICIPATION AGREEMENT, dated November 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


PARTICIPATION AGREEMENT, dated June 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1999, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-14, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-7, between WMMSC JP f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated October 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust. .

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC i%k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-6, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated July 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 1999, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2000, Mortgage Pass-Through Certificate, Series PNCMSC 2000-8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2000, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated July 1, 2000, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated September 1, 2001, Mortgage Pass-Through Certificate, Series WMMSC 2001-MS11, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2001, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-W}119, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH2O, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated March 1, 2002, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2002, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated May 1, 2002, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series ABNMC 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.


SERVICING AGREEMENT, dated June 1, 2002, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series HMSI 1998-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated February 1, 1996, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust

POOLING AND SERVICING AGREEMENT, dated December 1, 2001, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated March 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-3, between WMMSC and State Street Bank & Trust.


POOLING AND SERVICING AGREEMENT, dated May 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated April 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated June 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated October 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated November 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated August 1, 2001, Mortgage Pass-Through Certificate, Series WAMU 2001-S9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated January 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated February 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated May 1, 2002, Mortgage Pass-Through Certificate, Series WAMMS 2002-S3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated July 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series WMMSC 2002-WH13, between WMMSC and State Street Bank.


POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated October 1, 1998, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated April 1, 1999, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-Al Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated January 1, 1999, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated February 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated May 1, 1999, Mortgage Pass-Through Certificate, Series Indy Mac Rast, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated December 1, 2003, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated January 1, 2003, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH1, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated June 1, 2004, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and U.S. Bank Corporate Trust Services.


SERVICING AGREEMENT, dated January 1, 2004, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated August 1, 2004, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated March 1, 2004, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and U.S. Bank Corporate Trust Services.

SERVICING AGREEMENT, dated April 1, 2004, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage
Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and U.S. Bank Corporate Trust Services.


POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and U.S. Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and U.S. Bank Corporate Trust Services.

FLOW SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

SERVICING AGREEMENT, dated May 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated July 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated August 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

SERVICING AGREEMENT, dated September 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated February 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated March 1, 2003, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

FLOW SERVICING AGREEMENT, dated May 1, 2000, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated October 1, 1999, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated July 1, 1999, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated November 1, 1993, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated April 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 1994, Mortgage Pass-Through Certificate, Series PNCMSC 1994-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated February 1, 1994, Residential Mortgage Loans, Series PNCMSC 1994-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated June 1, 1998, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1995, Residential Mortgage Loans, Series PNCMSC 1995-PA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 1995, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1996, Mortgage Pass-Through Certificate, Series PNCMSC 1996-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated January 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PAl0, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated March 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

PARTICIPATION AGREEMENT, dated October 1, 1996, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated December 1, 1997, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated June 1, 1997, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


SERVICING AGREEMENT, dated June 1, 1997, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated July 1, 1997, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 1997, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated May 1, 1998, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 1998, Mortgage Pass-Through Certificate, Series PNCMSC 1998-6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated February 1, 1998, Mortgage Pass-Through Certificate, Series 1998- BWH1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 1997, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2002, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2002, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated December 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC f/k/a PNCMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated February 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated May 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and U.S. Bank National Association.


POOLING AND SERVICING AGREEMENT, dated June 1, 2003, Mortgage Pass-Through Certificate, Series WAMMS 2003-S6, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and U.S. Bank National Association.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and U.S. Bank National Association.

SERVICING AGREEMENT, dated October 1, 2000, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated December 1, 2002, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated March 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH16, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated May 1, 2004, Residential Mortgage Loans, Series 2004-WH18, between WMMSC f/k/a PNCMSC and Bay View Financial Training Group.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH31, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH40, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated November 1, 2002, Residential Mortgage Loans, Series Bay View Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH5, between WMMSC f/k/a PNCMSC and Wachovia Bank, N.A

POOLING AND SERVICING AGREEMENT, dated November 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated December 1, 2004, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2004, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated October 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated November 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated August 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated January 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-2, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated March 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, N.A.


POOLING AND SERVICING AGREEMENT, dated June 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2004, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated May 1, 2004, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2003, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated September 1, 2004, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, N.A.

POOLING AND SERVICING AGREEMENT, dated July 1, 2001, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

SERVICING AGREEMENT, dated February 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated December 1, 2000, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

MASTER SERVICING AGREEMENT, dated July 23, 2003, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated April 1, 2001, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated July 1, 2004, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated September 1, 2004, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated October 1, 2004, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated November 1, 2004, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, N.A.


SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated December 1, 2004, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, N.A.

SERVICING AGREEMENT, dated April 1, 2003, Residential Mortgage Loans, Series WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated February 1, 2004, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

FLOW SERVICING AGREEMENT, dated October 1, 2002, Residential Mortgage Loans, Series UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

TRUST AGREEMENT, dated February 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS 1, between WMMSC and Citibank, NA.

TRUST AGREEMENT, dated April 1, 2004, Mortgage Pass-Through Certificate, Series WAMU 2004-RS2, between WMMSC and Citibank, NA.




WASHINGTON MUTUAL

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS


I.   RECONCILIATIONS

     A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date.

        3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items.

     B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II.  SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

     C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

        1) Be mathematically accurate.

        2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

     A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

     C. Only permitted withdrawals shall be made from the clearing accounts.

     D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

IV.  INVESTOR ACCOUNTING AND REPORTING

     Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V.   MORTGAGOR LOAN ACCOUNTING

     Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI.  DELINQUENCIES

     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors

VII. INSURANCE POLICIES

     A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.




1201 3rd Avenue
Seattle, WA 98101





  EX-99.2 (d)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A


As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.


/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23. 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23. 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566

GreenPoint (logo) Mortgage


March 15, 2005



Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 2l045
Attn: Master Servicer

Re: Annual Statement of Compliance for the Pooling and Servicing
    Agreements listed on Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentlemen:

Pursuant to the Assignment, Assumption and Recognition Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in each Agreement):

1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under each Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.


Very truly yours,

GREENPOINT MORTGAGE FUNDING, INC., as Servicer

By: /s/ Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President,
       Loan Administrator


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com




Exhibit A

CSFB 2004 AR4
CSFB 2004 AR5
CSFB 2004 AR6
CSFB 2004 AR7
CSFB 2004 AR8
CSFB ARMT 1
CSFB ARMT 2
CSFB ARMT 3
CSFB ARMT 4
CSFB 2004 3
CSFB 2004 4
CSFB 2004 5
CSFB 2004 6
CSFB 2004 7
CSFB 2004 8





  EX-99.3 (b)
(logo)SELECT
Portfolio
SERVICING, inc.


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

March 3, 2005



3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881 * web www.selectservicing.com





  EX-99.3 (c)
(logo) Washington Mutual
Mortgage Securities Corp.



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Servicer Oversight Group

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.



Certified By:

/s/ Tammy Spriggs
Officer: Tammy Spriggs
First Vice President
Washington Mutual Mortgage Securities Corp.
March 30, 2005


Certified By:

By:/s/ Vanessa Danner
Officer: Vanessa Danner
Vice President
Washington Mutual Mortgage Securities Corp.
March 30, 2005





  EX-99.3 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA  50328-0001



March 1, 2005


Re: 2004 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2004:


1. All real estate taxes, bonds assessments and other lienable items have been paid.


2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).


3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.


5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


Sincerely,

/s/ John B. Brown


John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A-1                          1,686,124.18          9,611,233.22                 0.00              89,098,766.78
   2-A-1                          5,724,341.02         27,005,330.91                 0.00             260,194,669.09
   3-A-1                          1,706,759.83          8,604,770.42                 0.00              88,945,229.58
   4-A-1                          4,016,805.66         13,707,801.78                 0.00             200,342,198.22
   5-A-1                          1,715,886.45          4,513,315.54                 0.00              93,526,684.46
   6-A-1                          1,703,051.81         23,337,068.05                 0.00             172,352,931.95
   6-A-2                          1,767,780.94         35,939,212.34                 0.00             171,400,787.66
   6-A-3                            663,901.35         19,713,353.05                 0.00              65,586,646.96
   6-A-4                            280,315.86                  0.00                 0.00              28,430,000.00
   6-A-5                            248,752.06          5,200,040.37                 0.00              24,799,959.63
   6-M-1                            301,718.86                  0.00                 0.00              29,360,000.00
   6-M-2                            148,555.93                  0.00                 0.00              11,085,000.00
   6-M-3                            152,285.44                  0.00                 0.00               8,988,000.00
   6-M-4                             57,006.28                  0.00                 0.00               2,996,147.21
   6-X                            5,517,859.96                  0.00                 0.00             517,995,419.15
   AR-L                                   0.18                 50.00                 0.00                       0.00
   AR                                     0.18                 50.00                 0.00                       0.00
   C-B-1                            493,543.43            102,131.91                 0.00              47,977,868.08
   C-B-1X                           426,930.15                  0.00                 0.00              47,977,868.08
   C-B-2                            251,081.77             27,858.99                 0.00              13,087,141.01
   C-B-3                            150,629.92             16,713.27                 0.00               7,851,286.73
   C-B-4                             58,544.27              6,495.83                 0.00               3,051,504.17
   C-B-5                             75,334.11              8,358.75                 0.00               3,926,641.24
   C-B-6                             50,155.92              5,565.09                 0.00               2,614,278.91